Form 10-K
period 1997-12-31
EQCC RECEIVABLES CORP
filed 1998-04-17
CIK 897897

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                      ______________________

                            FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

                  Commission file number 333-20675

                  EQCC Receivables Corporation
                  ----------------------------
                  EQCC Asset Backed Corporation
                  -----------------------------
          (Exact name of registrant as specified in its charter)

              re: Series EQCC Home Equity Loan Trust 1997-1 Series EQCC Home Equity Loan Trust 1997-2 Series EQCC Home Equity Loan Trust 1997-3 Series EquiCredit Funding Trust 1997-A Series EquiCredit Funding Trust 1997-B

                  	                   59-3433079 (1997-1 Trust)
                                      59-3450527 (1997-2 Trust)
                  	                   59-3465422 (1997-3 Trust)
                  	                   59-3446547 (1997-A Trust)
Delaware	                             59-3466219 (1997-B Trust)
---------------------------------------------------------------
(State or other jurisdiction 				          (IRS Employer
of incorporation or organization)			     	 Identification No.)

10401 Deerwood Park Boulevard, Jacksonville, Florida 			32256
-------------------------------------------------------------
(Address of principal executive offices)				       (Zip Code)

Registrant's telephone number, including area code          		(904) 987-5000

Securities registered pursuant to Section 12(b) of the Act:	   None.

Securities registered pursuant to Section 12(g) of the Act:	   None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

              Documents Incorporated by Reference.  None.

PART I
------

Item 1.	Business
        --------
       	Not applicable.

Item 2.	Properties
        ----------
       	Registrant refers to the annual statement as to compliance (the "'Annual Statement of Compliance") filed under Item 14 hereof.

Item 3.	Legal Proceedings
        -----------------
       	There are no material pending legal proceedings with respect to the Series EQCC Home Equity Loan Trust 1997-1, Series EQCC Home Equity Loan Trust 1997-2, Series EQCC Home Equity Loan Trust 1997-3, Series EquiCredit Funding Trust 1997-A, or Series EquiCredit Funding Trust 1997-B (collectively referred to as the "Trusts") involving the Trusts, U.S. Bank National Association f/k/a First Bank National Association, as Trustee, or EquiCredit Corporation of America, as Servicer, other than ordinary routine litigation incidental to the Trust's assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
       	None.

PART II
-------

Item 5.	Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters.
        --------
        At December 31, 1997 the number of holders of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7 and Class A-8 Certificates for the 1997-1 Trust were 8,5,25,15,2,3,29,5 respectively; the number of holders of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9 and Class
        A-10 Certificates for the 1997-2 Trust were 5,5,11,3,15,3,24,1,3 and 6 respectively; the number of holders of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9 and Class
        A-10 Certificates for the 1997-3 Trust were 2,4,2,28,9,11,6,12,31 and 10 respectively; the number of holders of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, and Class A-7 Certificates for the 1997-A Trust were 6,7,4,1,2,2 and 1 respectively; the number of holders of Class A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7 and Class A-8 Certificates for the 1997-B Trust were 3,2,14,2,3,1,2 and 1 respectively. The principal market in which the Certificates are traded is composed of certain sophisticated investors such as commercial banks, trust companies, pension funds, and insurance companies and selected investment banks which trade in new and secondary securities transactions both as principal and agent. Information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable as the Trusts do not pay dividends. Information as to distributions to Certificateholders has been provided by the Registrants in their periodic Form 8-K filings with the Securities and Exchange Commission.

Item 6.	Selected Financial Data
        -----------------------
              		Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------
              		Not applicable.

Item 8.	Financial Statements and Supplementary Data
        -------------------------------------------
              		Not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
              		None.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
               	Not applicable.

Item 11.  Executive Compensation
          ----------------------
              		Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
          (A)(i)(1)	 	With respect to the 1997-A Trust, holders of record of
          five percent or more of the Class A-1 Certificates at December 31,
          1997 were as follows:

                                   					Dollar Amount of
                                   				Certificates Held	        Percent of
Name and Address of Holder		              (in $000's)   	   	Certificates Held
--------------------------            -------------------    -----------------
Swiss Bank Corporation			                 $40,000,000	           	46.4080%
222 Broadway
New York, NY  10038

Chase Manhattan Bank		                   	$21,250,000	            	24.6543%
4 New York Plaza, 14th floor
New York, NY  10004

Chase Manhattan Bank/Chemical	            	$17,692,000           		20.5263%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Bank of New York                          			$4,350,000		           5.0469%
925 Patterson Plank Rd
Secaucus, NJ  07094

         (A)(i)(2)	 	With respect to the 1997-A Trust, holders of record
         of five percent or more of the Class A-2 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
                                   					Certificates Held	       Percent of
Name and Address of Holder               		(in $000's)   	 	Certificates Held
--------------------------               -----------------  -----------------
Boston Safe Deposit and Trust Company	      	$16,500,000        		32.7491%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank/Chemical	               	$15,483,000		        30.7306%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Comerica Bank		                             		$ 7,500,000	         	14.8860%
Cap.Chg./Proxy 7CBB/MC 3530
Detroit, MI  48275-3530

Bank of New York	                           		$ 5,000,000		          9.9240%
925 Patterson Plank Rd.
Secaucus, NJ  07094

        	(A)(i)(3)	 	With respect to the 1997-A Trust, holders of record
         of five percent or more of the Class A-3 Certificates at December 31,
         1997 were as follows:

                                	  				Dollar Amount of
                                 		 			Certificates Held   	     Percent of
Name and Address of Holder		              (in $000's)	     	Certificates Held
--------------------------             -----------------    ------------------
Morgan Stanley & Co. Incorporated	        	$6,755,000           		47.3869%
One Pierrepont Plaza, 7th floor
Brooklyn, NY  11201

Boston Safe Deposit and Trust Company     		$5,000,000		           35.0754%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

SSB - Custodian		                         	 $2,460,000           		17.2571%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA  02105-1631

	        (A)(i)(4)	 	With respect to the 1997-A Trust, holders of record
         of five percent or more of the Class A-4 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
                                    					Certificates Held 	     Percent of
Name and Address of Holder                		(in $000's)	   	Certificates Held
--------------------------               -----------------  -----------------
Chase Manhattan Bank/ Salomon	             	$10,123,000	            	100%
4 New York Plaza - 21st floor
New York, NY  10004

         (A)(i)(5)	 	With respect to the 1997-A Trust, holders of record
         of five percent or more of the Class A-5 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
                                   					Certificates Held	       Percent of
Name and Address of Holder		                (in $000's)	   	Certificates Held
--------------------------              ------------------  -----------------
Morgan Stanley & Co. Incorporated		         $7,524,000		          79.0004%
One Pierrepont Plaza, 7th floor
Brooklyn, NY  11201

Chase Manhattan Bank		                     		$2,000,000		          20.9996%
4 New York Plaza, 13th floor
New York, NY  10004

	        (A)(i)(6)	 	With respect to the 1997-A Trust, holders of record
         of five percent or more of the Class A-6 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
                                   					Certificates Held	       Percent of
Name and Address of Holder	                	(in $000's)  	 	Certificates Held
--------------------------              ------------------  -----------------
Chase Manhattan Bank			                     	$8,942,000         		47.2072%
4 New York Plaza, 13th floor
New York, NY  10004


Morgan Stanley & Co. Incorporated	         	$10,000,000         		52.7927%
One Pierrepont Plaza, 7th floor
Brooklyn, NY  11201

	        (A)(i)(7)	 	With respect to the 1997-A Trust, holders of record
         of five percent or more of the Class A-7 Certificates at December 31,
         1997 were as follows:

                                   					Dollar Amount of
                                  					Certificates Held	      Percent of
Name and Address of Holder	              	(in $000's)	    	Certificates Held
--------------------------             -----------------   -----------------
Republic National Bank of New York	        	$5,124,000		           100%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

	        (A)(i)(1)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-1 Certificates at December 31,
         1997 were as follows:

                                   					Dollar Amount of
                                  					Certificates Held	      Percent of
Name and Address of Holder		             (in $000's)	      	Certificates Held
--------------------------            -------------------  ------------------
Republic National Bank of New York      		$15,000,000		           52.8355%
Investment Account
One Hanson Place, Lower level
Brooklyn, NY  11243

Citibank, N.A.			                        		$7,390,000            		26.0302%
PO Box 30576
Tampa, FL  33630-3576

LBI-Lehman Government Securities Inc.    	$6,000,000              		21.1342
200 Vesey Street
New York, NY  10285

	        (A)(i)(2)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-2 Certificates at December 31,
         1997 were as follows:

                                 					Dollar Amount of
                                					Certificates Held	        Percent of
Name and Address of Holder		            (in $000's)      	 	Certificates Held
--------------------------           ------------------    ------------------
Chase Manhattan Bank/Chemical           		$12,290,000		           67.1951%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Bankers Trust Company                  			$6,000,000		            32.8048%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

	        (A)(i)(3)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-3 Certificates at December 31,
         1997 were as follows:

                                  					Dollar Amount of
                                 					Certificates Held	       Percent of
Name and Address of Holder		            (in $000's)	       	Certificates Held
--------------------------           -------------------    -----------------
Chase Manhattan Bank			                 	$18,700,000	            	58.9905%
4 New York Plaza, 13th floor
New York, NY  10004

PNC Bank, National Association			          $5,140,000		            16.2145%
1835 Market Street
11 Penn Center, 15th floor
Philadelphia, PA  19103

Wells Fargo Bank, National Association   		$3,350,000		            10.5678%
26610 West Agoura Road
Caladasas, CA  91307

Bank of New York	                        			$2,085,000	             	 6.5772%
925 Patterson Plank Road
Secaucus, NJ  07094

	        (A)(i)(4)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-4 Certificates at December 31,
         1997 were as follows:

                                   					Dollar Amount of
                                   					Certificates Held	      Percent of
Name and Address of Holder              		(in $000's)	     	Certificates Held
--------------------------              ------------------  -----------------
Chase Manhattan Bank/Chemical	            	$13,670,000		           79.1546%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Sei Trust Company		                         		$3,600,000           		20.8453%
1 Freedom Valley Drive
Oaks, PA  19456

	        (A)(i)(5)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-5 Certificates at December 31,
         1997 were as follows:

                                     					Dollar Amount of
		                                     			Certificates Held	     Percent of
Name and Address of Holder	                 	(in $000's)  	 	Certificates Held
--------------------------                -----------------  -----------------
CitiBank, N.A.		                          			$14,800,000          		59.6770%
PO Box 30576
Tampa, FL  33630-3576

Comerica Bank	                            				$5,000,000          		20.1612%
CAPCHG./PROXY 7CBB/NC 3530
Detroit, MI  48275-3530

LBI-Lehman Government Securities Inc.	         $5,000,000		         20.1612%
200 Vesey Street
New York, NY  10285


	        (A)(i)(6)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-6 Certificates at December 31,
         1997 were as follows:

                                     					Dollar Amount of
                                    					Certificates Held	       Percent of
Name and Address of Holder                		(in $000's)   	 	Certificates Held
---------------------------              ------------------  -----------------
CitiBank, N.A.			                          		$12,750,000             		100%
PO Box 30576
Tampa, FL  33630-3576

	        (A)(i)(7)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-7 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
                                   					Certificates Held	     Percent of
Name and Address of Holder	               	(in $000's)	    	Certificates Held
--------------------------              ------------------  -----------------
Norwest Bank Minnesota	                  		$10,000,000		           67.5675%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

Chase Manhattan Bank			                    	$4,800,000		           32.4324%
4 New York Plaza, 13th floor
New York, NY  10004

	        (A)(i)(8)	 	With respect to the 1997-B Trust, holders of record
         of five percent or more of the Class A-8 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
		                                    			Certificates Held	      Percent of
Name and Address of Holder	                 	(in $000's)  	 	Certificates Held
--------------------------               ------------------  -----------------
SSB - Custodian		                          		$27,000,000	            	100%
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA  02105-1631

	        (A)(i)(1)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-1 Certificates at December 31,
         1997 were as follows:

                                     					Dollar Amount of
                                    					Certificates Held	      Percent of
Name and Address of Holder               		(in $000's)    	 	Certificates Held
--------------------------               ------------------  -----------------
Bank of New York		                         	$95,000,000         		48.2642%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank		                    		$55,000,000          		27.9424%
4 New York Plaza, 13th floor
New York, NY  10004


Prudential Securities Incorporated        		$20,098,000	           	10.2106%
C/O ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

CitiBank, N.A.	                          			$13,500,000	           	 6.8586%
PO Box 30576
Tampa, FL  33630-3576

	        (A)(i)(2)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-2 Certificates at December 31,
         1997 were as follows:

                                     					Dollar Amount of
                                    					Certificates Held	     Percent of
Name and Address of Holder	                  	(in $000's)	 	 Certificates Held
--------------------------               -----------------   -----------------
Boston Safe Deposit and Trust Company       	$9,000,000	        	 49.2908%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Bank of New York	                          		$5,000,000         		27.3838%
925 Patterson Plank Rd.
Secaucus, NJ  07094
Fiduciary SSB			                            	$2,000,000         		10.9535%
108 Myrtle Street
Newport Office Bldg.
N. Quincy, MA  02171

Chase Manhattan Bank/Chemical	              	$1,259,000		          6.8952%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Bankers Trust Company		                     	$1,000,000         		 5.4768%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

	        (A)(i)(3)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-3 Certificates at December 31,
         1997 were as follows:

                                        	Dollar Amount of
	                                      		Certificates Held	       Percent of
Name and Address of Holder              		(in $000's)	      	Certificates Held
--------------------------               -----------------   -----------------
Chase Manhattan Bank/Chemical	             	$88,573,000	          	69.7025%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

CitiBank, N.A.	                          			$10,300,000           		8.1056%
PO Box 30576
Tampa, FL  33630-3576

	        (A)(i)(4)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-4 Certificates at December 31,
         1997 were as follows:

		                                    			Dollar Amount of
                                      			Certificates Held	     Percent of
Name and Address of Holder		                 (in $000's)  	 	Certificates Held
--------------------------               -----------------  ------------------
Bank of New York		                          	$9,300,000		         19.6174%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Northern Trust Company		                     $7,350,000         		15.5040%
801 S. Canal C-In
Chicago, IL  60607

PNC Bank, National Association             		$5,382,000          		11.3528%
1835 Market Street
11 Penn Center, 15th floor
Philadelphia, PA  19103

Comerica Bank		                            		$5,000,000		         10.5470%
CAP.CHG./PROXY 7CBB/MC 3530
Detroit, MI  48275-3530

UMB Bank, NA	                             			$3,500,000         		 7.3829%
PO Box 419260
Kansas City, MO  64141-6260

Chase Manhattan Bank		                       	$3,300,000	        	 6.9610%
4 New York Plaza, 13th floor
New York, NY  10004

Fleet Bank of Massachusetts, N.A.		           $2,775,000	         	 5.8536%
Fleet Services Corp
2nd Floor NYROT02B
Rochester, NY  14638

SSB - Custodian                            			$2,675,000		          5.6426%
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA  02105-1631

	        (A)(i)(5)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-5 Certificates at December 31,
         1997 were as follows:

	                                     				Dollar Amount of
                  			                  		Certificates Held	       Percent of
Name and Address of Holder                		(in $000's)	    	Certificates Held
--------------------------                -----------------  -----------------
Bankers Trust Company	                       	$15,494,000		         60.7751%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company	        	$10,000,000       		39.2249%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

	        (A)(i)(6)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-6 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
                                       	Certificates Held	      Percent of
Name and Address of Holder	                	(in $000's)  	 	Certificates Held
---------------------------             ------------------  -----------------
CitiBank, N.A.		                          		$28,989,000	         	85.2894%
PO Box 30576
Tampa, FL  33630-3576

Bankers Trust Company	                      	$4,000,000		          11.7685%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

	        (A)(i)(7)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-7 Certificates at December 31,
         1997 were as follows:

                                      			Dollar Amount of
			                                   		Certificates Held	       Percent of
Name and Address of Holder	                	(in $000's)  	 	Certificates Held
---------------------------            -------------------  -----------------
Chase Manhattan Bank		                    	$15,099,000		          30.1980%
4 New York Plaza, 13th floor
New York, NY  10004

SSB - Custodian	                          		$8,278,000	          	 16.5560%
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA  02105-1631

Norwest Bank Minnesota	                  		$8,000,000		             16.0000%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

Northern Trust Company	                    	$4,267,000		             8.5340%
801 S. Canal C-In
Chicago, IL  60607

Bankers Trust Company		                    $3,633,000		              7.2660%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Fleet Bank of Massachusetts, N.A.	        	$2,877,000		              5.7540%
Fleet Services Corp
2nd Floor NYROT02B
Rochester, NY  14638

	        (A)(i)(8)	 	With respect to the 1997-1 Trust, holders of record
         of five percent or more of the Class A-8 Certificates at December 31,
         1997 were as follows:

                                       		Dollar Amount of
			                                    		Certificates Held	       Percent of
Name and Address of Holder	               	(in $000's)    	 	Certificates Held
--------------------------                ------------------ -----------------
Prudential Securities Incorporated		           $57,500,000		         56.9065%
C/O ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

SSB - Custodian                            			$14,000,000		         13.8555%
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA  02105-1631

Chase Manhattan Bank	                       		$12,500,000	         	12.3710%
4 New York Plaza, 13th floor
New York, NY  10004

Republic National Bank of New York	          	$12,500,000	        	12.3710%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

	        (A)(i)(1)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-1 Certificates at December 31,
         1997 were as follows:

                             			 		    Dollar Amount of
                                  					Certificates Held	       Percent of
Name and Address of Holder	               	(in $000's)	     	Certificates Held
--------------------------              -----------------    -----------------
Bank of New York		                      		$16,200,000	              	24.6703%
925 Patterson Plank Rd
Secaucus, NJ  07094

Chase Manhattan Bank		                  		$16,200,000		              24.6703%
4 New York Plaza, 13th floor
New York, NY  10004

Chase Manhattan Bank/Chemical	           	$16,200,000		              24.6703%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Republic National Bank of New York     		$15,000,000               		22.8429%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

	        (A)(i)(2)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-2 Certificates at December 31,
         1997 were as follows:

                                    					Dollar Amount of
                                   					Certificates Held	     Percent of
Name and Address of Holder	               	(in $000's)	     	Certificates Held
---------------------------              ----------------    -----------------
SSB - Custodian                          		$12,750,000		           40.7452%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA  02105-1631

Chase Manhattan Bank/Salomon	             	$ 7,750,000	            	24.7667%
4 New York Plaza - 21st floor
New York, NY  10004

Republic National Bank of New York	       	$ 7,242,000		           23.1433%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

Chase Manhattan Bank                     		$ 2,750,000	            	 8.7882%
4 New York Plaza - 13th floor
New York, NY  10004

	        (A)(i)(3)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-3 Certificates at December 31,
         1997 were  as follows:

                                   					Dollar Amount of
                                   					Certificates Held	       Percent of
Name and Address of Holder	              	(in $000's)     	 	Certificates Held
--------------------------              ------------------   -----------------
Chase Manhattan Bank/Chemical	               	$37,535,000		        47.7940%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Bank of New York	                          			$19,550,000		       24.8934%
925 Patterson Plank Rd
Secaucus, NJ  07094

Republic National Bank of New York		           $ 8,075,000		      10.2820%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

NationsBank of Texas, N.A.	                  	$ 5,825,000	          7.4171%
Trust Operations, 16th floor
1401 Elm Street
Dallas, TX  75202

Northern Trust Company	                      	$ 4,325,000	        	 5.5071%
801 S. Canal C-In
Chicago, Il  60607

	        (A)(i)(4)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-4 Certificates at December 31,
         1997 were as follows:

                                     			 Dollar Amount of
	                                    				Certificates Held	       Percent of
Name and Address of Holder               		(in $000's)	     	Certificates Held
---------------------------              ------------------  -----------------
Bank of New York                         				$49,478,000	          	79.5108%
925 Patterson Plank Rd
Secaucus, NJ  07094

Bankers Trust Company                     			$ 7,750,000	           	12.4542%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company	       $ 5,000,000	          	 8.0350%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

	        (A)(i)(5)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-5 Certificates at December 31,
         1997 were as follows:

                            	      				Dollar Amount of
                                  					Certificates Held	       Percent of
Name and Address of Holder             		(in $000's)      	 	Certificates Held
--------------------------             ------------------    -----------------
PNC Bank, N.A./Pittsburgh		               	$32,750,000	            	37.7352%
One PNC Plaza, 9th floor
249 5th Avenue
Pittsburgh, PA  15222-7707

Boston Safe Deposit and Trust Company	       $27,135,000		          31.2655%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Bankers Trust Company		                     	$11,000,000          		12.6744%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank	                     			$ 7,200,000		           8.2960%
4 New York Plaza, 13th floor
New York, NY  10004

	        (A)(i)(6)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-6 Certificates at December 31,
         1997 were as follows:

                                   					Dollar Amount of
	                                   				Certificates Held	       Percent of
Name and Address of Holder		              (in $000's)	     	Certificates Held
-------------------------              -------------------  -----------------
Chase Manhattan Bank/Chemical             		$18,646,000		         82.3368%
4 New York Plaza
Proxy Department, 13th floor
New York, NY  10004

Merrill Lynch	                          				$ 2,000,000	         	 8.8316%
Pierce Fenner & Smith Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855


Norwest Bank Minnesota		                   	$ 2,000,000         		 8.8316%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

	        (A)(i)(7)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-7 Certificates at December 31,
         1997 were  as follows:

				                                   Dollar Amount of
	                                  				Certificates Held	       Percent of
Name and Address of Holder	            	 (in $000's)      	 	Certificates Held
--------------------------            --------------------   -----------------
SSB - Custodian		                       		$36,696,000	            	50.4281%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA  02105-1631

Bankers Trust Company		                  	$13,165,000		            18.0915%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank	                  			$ 6,385,000		            8.7743%
4 New York Plaza, 13th floor
New York, NY  10004

Northern Trust Company		                  $ 4,800,000		            6.5962%
801 S. Canal C-In
Chicago, Il  60607

	        (A)(i)(8)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-8 Certificates at December 31,
         1997 were  as follows:

		                                   		Dollar Amount of
	                                  				Certificates Held	       Percent of
Name and Address of Holder              		(in $000's)    	 	Certificates Held
---------------------------            ------------------  ------------------
CitiBank, N.A.		                         			$33,034,000	           	100%
PO Box 30576
Tampa, FL  33630-3576

	        (A)(i)(9)	 	With respect to the 1997-2 Trust, holders of record
         of five percent or more of the Class A-9 Certificates at December 31,
         1997 were as follows:

		                                			Dollar Amount of
                                					Certificates Held	         Percent of
Name and Address of Holder           		(in $000's)       	 	Certificates Held
---------------------------         -------------------    ------------------
Bank of New York		                      		$30,300,000	           	60.2386%
925 Patterson Plank Rd
Secaucus, NJ  07094

Norwest Bank Minnesota	                  		$17,500,000		          34.7913%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

	       (A)(i)(10) 	With respect to the 1997-2 Trust, holders of record
        of five percent or more of the Class A-10 Certificates at December 31,
        1997 were as follows:

		                                   		Dollar Amount of
	                                  				Certificates Held	       Percent of
Name and Address of Holder	              	(in $000's)    	 	Certificates Held
---------------------------            ------------------   ------------------
SSB - Custodian			                       	$75,000,000		           40.4051%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA  02105-1631

BNY/ITC - Dealers Clearance Special		    $50,000,000		            26.9368%
C/O N.A. Schapiro & Co. In.
One Chase Manhattan Plaza, 58th floor
New York, NY  10005

Bank of New York		                      		$25,000,000	           	13.4684%
925 Patterson Plank Rd
Secaucus, NJ  07094

Bankers Trust Company	                 		$25,000,000            		13.4684%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Republic National Bank of New York       		$10,000,000	          	 5.3874%
Investment Account
One Hanson Place, Lower level
Brooklyn, NY  11243

        	(A)(i)(1)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-1 Certificates at December 31,
         1997 were as follows:

	                                 				Dollar Amount of
                                 					Certificates Held	       Percent of
Name and Address of Holder		             (in $000's)      	 	Certificates Held
---------------------------           ------------------    ------------------
Northern Trust Company	                  $48,250,000	             	87.7273%
801 South Canal
Chicago, IL 60607

Bank of New York	                       		$6,750,000		             12.2727%
925 Patterson Plank Road
Secaucus, NJ 07094

        	(A)(i)(2)	 With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-2 Certificates at December 31,
         1997 were as follows:

		                               			Dollar Amount of
                        	       				Certificates Held	         Percent of
Name and Address of Holder	           	(in $000's)	        	Certificates Held
--------------------------           -----------------     -------------------
Northern Trust Company		                $44,400,000	             	47.0339%
801 South Canal
Chicago, IL 60607

Bank of New York	                      		$40,000000		              42.3929%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                 		$5,000,000                		5.2966%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank	                  		$5,000,000	                	5.2966%
4 New York Plaza
13th Floor
New York, NY 10004

        	(A)(i)(3)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-3 Certificates at December 31,
         1997 were as follows:

	                                 				Dollar Amount of
                                 					Certificates Held	        Percent of
Name and Address of Holder	              	(in $000's)	      	Certificates Held
---------------------------           -------------------   ------------------
PNC Bank, N.A. 	                        		$84,800,000		            97.6959%
One PNC Plaza, 9th Floor
249 Fifth Avenue
Pittsburgh, PA 15222-7707

	        (A)(i)(4)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-4 Certificates at December 31,
         1997 were as follows:

                            					Dollar Amount of
		                            			Certificates Held	            Percent of
Name and Address of Holder	        (in $000's)           	 	Certificates Held
----------------------------     ------------------         ------------------
Bank of New York		                  		$18,305,000               		23.4379%
925 Patterson Plank Rd
Secaucus, NJ  07094

Mercantile Bank of St. Louis         $10,000,000	                 	12.8041%
National Association Bond
PO Box 349
St. Louis, MO  63166

Bankers Trust Company             			$ 7,850,000                 		10.0512%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank				             $ 6,400,000	                	 8.1946%
4 New York Plaza
New York, NY  10004

Fifth Third Bank                 				$ 5,100,000                		 6.5301%
Dept. 00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263

Boston Safe Deposit and Trust Company	$ 4,470,000               		 5.7234%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

	        (A)(i)(5)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-5 Certificates at December 31,
         1997 were as follows:

	                                				Dollar Amount of
                                					Certificates Held	       Percent of
Name and Address of Holder	            	(in $000's)	        	Certificates Held
---------------------------          -------------------    ------------------
SSB - Custodian	                      			$18,330,000             		84.4700%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA  02105-1631

        	(A)(i)(6)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-6 Certificates at December 31,
         1997 were as follows:

	                                 				Dollar Amount of
	                                				Certificates Held	       Percent of
Name and Address of Holder	            	(in $000's)       	 	Certificates Held
----------------------------         ------------------     ------------------
American Express Trust Company	         	$21,000,000	             	37.8378%
1200 Northstar West
Minneapolis, MN  55440

Bankers Trust Company		                 	$16,200,000		             29.1892%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company	  $ 8,000,000		             14.4144%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Bank of New York		                        	$4,000,000	           	7.2072%
925 Patterson Plank Road
Secaucus, NJ 07094

Norwest Bank Minnesota, National Association	$3,000,000	         	5.4054%
733 Marquette Avenue
Minneapolis, MN 55479-0056

	        (A)(i)(7)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-7 Certificates at December 31,
         1997 were as follows:

	                                   				Dollar Amount of
 		                                 			Certificates Held	       Percent of
Name and Address of Holder	              	(in $000's)	      	Certificates Held
---------------------------            ------------------    -----------------
Investors Bank and Trust/M.F. Custody   		$11,950,000            		35.6716%
200 Clarendon Street
15th Floor
Hancock Tower
Boston, MA 02116

Keybank National Association		            	$9,810,000		            29.2835%
4900 Tiedeman Road
Brooklyn, OH 44144

Bank of New York                        			$6,000,000		            17.9104%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank	                    		$4,750,000	            	14.1791%
4 New York Plaza
13th Floor
New York, NY 10004

	        (A)(i)(8)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-8 Certificates at December 31,
         1997 were as follows:

			                                  		Dollar Amount of
		                                  		Certificates Held	       Percent of
Name and Address of Holder	            		(in $000's)      	 	Certificates Held
-----------------------------         -----------------     ------------------
KeyBank National Association		          	$15,440,000	           	37.6585%
4960 Tiedeman Rd.
Brooklyn, NY  44144

Morgan Stanley & Co. Incorporated	      	$10,000,000           		24.3902%
One Pierrepont Plaza, 7th floor
Brooklyn, NY  11201

Rigos Bank National Association        		$3,500,000	            	 8.5366%
RS 300 5700 River Tech Court
Riverdale, MD  20737-1250

Northern Trust Company		                	$3,125,000	             	7.6220%
801 S. Canal C-In
Chicago, IL  60607

Corestates Bank, N.A.               				$2,450,000              		5.9756%
PO Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106


	        (A)(i)(9)	 	With respect to the 1997-3 Trust, holders of record
         of five percent or more of the Class A-9 Certificates at December 31,
         1997 were as follows:

                                  					Dollar Amount of
	                                   				Certificates Held	       Percent of
Name and Address of Holder		              	(in $000's)    	 	Certificates Held
--------------------------             -------------------   -----------------
Bankers Trust Company	                    	$5,420,000	            	15.9411%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

SSB				                                   	$5,166,000	            	15.1941%
Global Corporation Action Department
P.O. Box 1631
Boston, MA

Investors Bank & Trust /M.F. Custody     		$4,795,000	            	14.1029%
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA 02116

Bank of New York	                       		$4,083,000		             12.0088%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company	  	$2,103,000		              6.1852%
C/O Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank		                 	$2,077,000	               	6.1088%
4 New York Plaza
13th Floor
New York, NY 10004

Investors Fiduciary Trust Company/SSB	  	$2,000,000	              	5.8823%
Global Corporation Action Department
P.O. Box 1631
Boston, MA 02105-1631

	       (A)(i)(10)	 	With respect to the 1997-3 Trust, holders of record
        of five percent or more of the Class A-10 Certificates at December 31,
        1997 were as follows:

                                   					Dollar Amount of
                                  					Certificates Held	       Percent of
Name and Address of Holder		             	(in $000's)     	 	Certificates Held
--------------------------             ------------------   ------------------
Bankers Trust Company	                  	$54,500,000          		36.7188%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Comerica Bank                       					$15,000,000           	10.1061%
Cap. Chg/Proxy 7CBB/MC3550
Detroit, MI 48275-3530

Morgan Stanley & Co. Incorporated	      	$15,000,000           		10.1061%
One Pierrepont Plaze
7th Floor
Brooklyn, NY 11201

Boston Safe Deposit and Trust Company  		$14,150,000            		9.5334%
C/O Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

SSB Custodian			                       		$13,275,000            		8.9439%
Global Corporation Action Department
P.O. Box 1631
Boston, MA 02105-1631

Chase Manhattan Bank                   		$12,400,000             	8.3543%
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank                  			$10,000,000             	6.7374%
4 New York Plaza
Proxy Department
13th Floor
New York, NY 10004

Bank of New York	                      		$8,500,000             		5.7267%
925 Patterson Plank Road
Secaucus, NJ 07094

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
         	There has not been, and there is not currently proposed, any
          transaction or series of 	transactions, to which either the Trusts
          or EquiCredit Corporation of America, as Servicer, is a 	party with
          any Certificateholder or any member of the immediate family of any
          such 	Certificateholder who, to the knowledge of the Servicer, owns
          of record or beneficially more than 	five percent of the
          Certificates.

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
         	(a)	1.	Not applicable.
             	2.	Not applicable.
            		3.	Exhibits:
              			99.1	 Annual Statement as to Compliance
              			99.2  Report of Independent Certified Public Accountants

         	(b)	Reports on Form 8-K.
            		As Servicer and on behalf of the Trusts, EquiCredit Corporation of America filed a Current Report on Form 8-K pursuant to Item 5 for the following monthly distribution dates during 1997,
              including the Remittance Report for each due period provided by the Trustee.

                       Dates of Reports on Form 8-K
                       ----------------------------
                            January 15, 1997
                           February 18, 1997
                              March 17, 1997
                              April 15, 1997
                                May 15, 1997
                               June 16, 1997
                               July 15, 1997
                             August 15, 1997
                          September 15, 1997
                            October 15, 1997
                           November 17, 1997
                           December 15, 1997

         	(c)	The exhibits filed as part of this report are listed in the
              Index to Exhibits on page 6.

         	(d)	Not applicable.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        				Registrant:

Dated:  March 31, 1998		             EQCC RECEIVABLES COPORATION

                                 				By: /s/ Rodolfo F. Engmann
                                 				Rodolfo  F. Engmann
                                   		President and Director
                                 				(Duly Authorized Officer)

                                  			EQCC ASSET BACKED CORPORATION

                                 				By: /s/ Rodolfo F. Engmann
                                 				Rodolfo  F. Engmann
                                 				President and Director
                                 				(Duly Authorized Officer)


                                 				Series EQCC Home Equity Loan Trust 1997-1
                                   		Series EQCC Home Equity Loan Trust 1997-2
                                 				Series EQCC Home Equity Loan Trust 1997-3
                                 				Series EquiCredit Funding Trust 1997-A
                                 				Series EquiCredit Funding Trust 1997-B