Form 10-K
period 1998-12-31
EQCC RECEIVABLES CORP
filed 1999-03-31
CIK 897897

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                        Commission file number  333-48053
                                                ---------

                          EQCC Receivables Corporation
                          ----------------------------
                          EQCC Asset Backed Corporation
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Re: Series EQCC Home Equity Loan Trust 1998-1 Series EQCC Home Equity Loan Trust 1998-2 Series EQCC Home Equity Loan Trust 1998-3 Series EQCC Home Equity Loan Trust 1998-4

                                              59-3508618  (1998-1  Trust)
                                              59-3491241  (1998-1  Trust)
                                              59-3491239  (1998-1  Trust)
                                              59-3521397  (1998-2  Trust)
                                              59-7126186  (1998-2  Trust)
                                              59-3532279  (1998-3  Trust)
Delaware                                      59-3540257  (1998-4  Trust)
--------     ----------------------------------------------
State  or  other  jurisdiction                          (IRS  Employer
of  incorporation  or  organization)                    Identification  No.)

10401  Deerwood  Park  Boulevard,  Jacksonville,  Florida               32256
---------------------------------------------------------               -----
(Address  of  principal  executive  offices)                          (Zip Code)

Registrant's  telephone  number,  including  area  code          (904)  457-5000

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

Documents  Incorporated  by  Reference.  None.


PART  I
-------

Item  1.     Business
             --------
     Not  applicable.

Item  2.     Properties
             ----------
     Registrant refers to the annual statement as to compliance (the "Annual Statement of Compliance") filed under Item 14 hereof.

Item  3.     Legal  Proceedings
             ------------------
     There are no material pending legal proceedings with respect to the Series EQCC Home Equity Loan Trust 1998-1, Series EQCC Home Equity Loan Trust 1998-2, Series EQCC Home Equity Loan Trust 1998-3, or Series EQCC Home Equity Loan Trust 1998-4 (collectively referred to as the "Trusts") involving the Trusts, U.S. Bank National Association, as Trustee, or EquiCredit Corporation of America, as Servicer, other than ordinary routine litigation incidental to the Trust's assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
     None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
Matters.  At  December 31, 1998 the number of holders of Class A-1F, Class A-2F,
  ------
Class A-3F, Class A-4F, Class A-5F, Class A-6F, Class A-7F, Class A-IO, and Class A-1A Certificates for the 1998-1 Trust were 15,12,17,30,8,9,3,5 and 5 respectively; the number of holders of Class A-1F, Class A-2F, Class A-3F, Class A-4F, Class A-5F, Class A-6F, Class A-7F Certificates for the 1998-2 Trust were 15,5,43,7,5,16 and 2 respectively; the number of holders of Class A-1F and Class A-1A Certificates for the 1998-3 Trust were 10 and 3 respectively; the number of holders of Class A-1F and Class A-1A Certificates for the 1998-4 Trust were 21 and 1 respectively. The principal market in which the Certificates are traded is composed of certain sophisticated investors such as commercial banks, trust companies, pension funds, and insurance companies and selected investment banks which trade in new and secondary securities transactions both as principal and agent. Information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable as the Trusts do not pay dividends. Information as to distributions to Certificateholders has been provided by the Registrants in their periodic Form
8-K  filings  with  the  Securities  and  Exchange  Commission.

Item  6.     Selected  Financial  Data
             -------------------------
          Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
Results  of  Operations
    -------------------
          Not  applicable.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
          Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
Financial  Disclosure
    -----------------
          None.





PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
          Not  applicable.

Item  11.  Executive  Compensation
           -----------------------
          Not  applicable.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------

(A)(i)(1) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-1F Certificates at December 31, 1998 were as follows:

                                       Dollar  Amount  of
                                        Certificates  Held        Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Chase  Manhattan  Bank                         $57,489,000              22.8708%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

Citibank,  N.  A.                              $29,350,000              11.6763%
P.  O.  Box  30576
Tampa,  FL   33630-3576

State  Street Bank and Trust Company          $128,225,000              51.0117%
Global  Corp  Action  Dept  JAB5W
P.O.  Box  1631
Boston,  MA  02105-1631



     (A)(i)(2) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-2F Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held        Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                        $9,813,000                19.9801%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094


Bank  of  America  Personal  Trust         $7,000,000                14.2528%
Proxy  Unit  #38432
555  S.  Flower  Street,  Level  C
Los  Angeles,  CA  90071

Boston  Safe  Deposit  &  Trust  Co.     $  9,800,000                19.9540%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                   $  3,000,000                 6.1084%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

Citibank,  N.  A.                          $2,500,000                 5.0903%
P.  O.  Box  30576
Tampa,  FL  33630-3576


State  Street  Bank  and  Trust  Co.       $8,300,000                16.8998%
Global  Corp.  Action  Dept.  JAB5W
P.O.  Box  1631
Boston,  MA  02105-1631


     (A)(i)(3) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-3F Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held          Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

American  Express  Trust  Co.            $20,000,000                 13.7408%
1200  Northstar  West
Minneapolis,  MN  55440

The  Bank  of  New  York                 $15,000,000                10.3036%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Company                  $35,000,000                24.0464%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Chase  Manhattan  Bank/FI-TRAC2          $20,460,000                14.0568%
4  New  York  Plaza
New  York,  NY  10004

State  Street  Bank  &  Trust  Co.       $32,150,000                22.0883%
Global  Corp.  Action  Dept.  JAB5W
P.O.  Box  1631
Boston,  MA  02105-1631




    (A)(i)(4) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-4F Certificates at December 31, 1998 were as follows:





                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                       $14,271,500             22.0933%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Company                    $4,790,000              7.4153%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Chase  Manhattan  Bank                    $21,200,000              32.8191%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

Chase  Manhattan  Bank  /  MSTC            $7,700,000              11.9202%
One  Pierrepont  Plaza,  8th  Floor
Brooklyn,  NY  11201

U.  S.  Bank  National  Association        $4,050,000               6.2697%
MPFP  1603  Proxy  Unit
601  Second  Avenue  South
Minneapolis,  MN  55402




     A)(i)(5) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-5F Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held          Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bankers  Trust  Company                    $7,497,343                13.0395%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211


Boston  Safe  Deposit  &  Trust  Co.       $4,000,000                 6.9568%
C/O  Mellon  Bank,  N.A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259


Chase  Manhattan  Bank                    $14,400,000                25.0446%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004


First  National  Bank  of  Maryland        $3,600,000                 6.2612%
9th  Floor  -  M/C  109-911
110  South  Paca  Street
Baltimore,  MD  21201


Northern  Trust  Company                   $3,000,000                5.21765%
801  South  Canal  C-IN
Chicago,  IL  60607

State  Street  Bank  &  Trust  Co.        $20,000,000                34.7842%
Global  Corp.  Action  dept.  JAB5W
P.O.  Box  1631
Boston,  MA  02105-1631



U.  S.  Bank  National  Association        $3,000,000                 5.2176%
MPFP  1603  Proxy  Unit
601  Second  Avenue  South
Minneapolis,  MN  55402




     A)(i)(6) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-6F Certificates at December 31, 1998 were as follows:


                                        Dollar  Amount  of
                                        Certificates  Held      Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                        $10,350,000               19.6257%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Company                     $8,000,000               15.1696%
C/O  BT  ServicesTennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Boston  Safe  Deposit  &  Trust  Co.       $12,500,000               23.7025%
C/O  Mellon  Bank  N.A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhttan  Bank                      $10,000,000               18.9620%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

Citibank,  N.A.                             $3,500,000                6.6367%
P.  O.  Box  30576
Tampa,  FL  33630-3576

Northwest  Bank  Minnesota,  N.A.           $4,237,000                8.0342%
733  Marquette  Avenue
Minneapolis,  MN  55479-0056

A)(i)(7) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-7F Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                       $27,463,000               57.8619%
925  Patterson  Plan  Rd.
Secaucus,  NJ   07094

Boston  Safe  Deposit  &  Trust  Co.      $10,000,000               21.0690%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Citibank,  N.  A.                         $10,000,000               21.0690%
P.  O.  Box  30576
Tampa,  FL  33630-3576



     A)(i)(8) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-IO Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                       $14,100,000              14.0719%
925  Patterson  Plan  Rd.
Secaucus,  NJ  07094

First  Union  National  Bank              $50,100,000              50.0000%
530  Walnut  Street,  FCI-9-81-48
Philadelphia,  PA  19101

Investors  Fiduciary  Trust  Co./SSB      $14,000,000              13.9721%
Global  corp.  Action  Dept.  JAB5W
P.  O.  Box  1631
Boston,  MA  02105-1631

State  Street  Bank  &  Trust  Co.         $9,000,000               8.9820%
Global  Corp.  Action  Dept.  JAB5W
P.O.  Box  1631
Boston,  MA  02105-1631

Wachovia  Bank,  N.A.                     $13,000,000              12.9741%
100  N.  Main  Street
Winston-Salem,  NC  27150


     A)(i)(9) With respect to the 1998-1 Trust, holders of record of five percent or more of the Class A-1A Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bankers  Trust  Company                    $9,051,229              12.8293%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Chase  Manhattan  Bank                    $15,000,000              21.2611%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004


State  Street  Bank  &  Trust Co.         $42,700,000              60.5234%
Global  Corp.  Action  Dept.  JAB5W
P.  O.  Box  1631
Boston,  MA  02105-1631


     A)(ii)(1) With respect to the 1998-2 Trust, holders of record of five percent or more of the Class A-1F Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                        $15,000,000              5.2322%
925  Patterson  Plan  Rd.
Secaucus,  NJ  07094

Chase  Manhattan  Bank                     $96,050,000             33.5037%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

Investors  Bank  &  Trust/  M.F.  Custody  $15,000,000              5.2322%
200  Clarendon  Street
15th  Fl  Hancock  Tower
Boston,  MA  02116

Northern  Trust  Company                   $19,800,000              6.9065%
801  South  canal  C-In
Chicago,  IL  60607

State  Street  Bank  &  Trust  Co.        $102,785,000             35.8529%
Global  Corp.  Action  Dept.  JAB5W
P.  O.  Box  1631
Boston,  MA  02105-1631


     A)(ii)(2) With respect to the 1998-2 Trust, holders of record of five percent or more of the Class A-2F Certificates at December 31, 1998 were as follows:

                                         Dollar  Amount  of
                                         Certificates  Held          Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                       $1,400,000                   6.2640%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

U.  S.  Bank  National  Association      $19,370,000                  86.6667%
MPFP  1603  Proxy  Unit
601  Second  Avenue  South
Minneapolis,  MN  55402


     A)(ii)(3) With respect to the 1998-2 Trust, holders of record of five percent or more of the Class A-3F Certificates at December 31, 1998 were as follows:



                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                        $35,181,000               18.3569%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Boston  Safe  Deposit  &  Trust  Co.       $45,830,000               23.9134%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

State  Street  Bank  &  Trust  Co.         $42,021,000               21.9259%
Global  Corp.  Action  Dept.  JAB5W
Boston,  MA  02105-1631

Wachovia  Bank/Safekeeping                 $10,000,000                5.2178%
301  N.  Main  Street
Winston-Salem,  NC  27150


     A)(ii)(4) With respect to the 1998-2 Trust, holders of record of five percent or more of the Class A-4F Certificates at December 31, 1998 were as follows:




                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                    $20,000,000                28.4698%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094


Chase  Manhattan  Bank                 $19,000,000                27.0463%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

Citibank,  N.  A.                      $16,500,000                23.4875%
P.  O.  Box  30576
Tampa,  FL  33630-3576

Citibank/Private  Banking  Div.         $6,000,000                 8.5409%
1309  N.  Ward  Street,  2nd  Floor
Tampa,  FL  33607

State  Street  Bank  &  Trust  Co.     $5,250,000                  7.4733%
Global  corp  Action  Dept.  JAB5W
P.O.  Box  1631
Boston,  MA  02105-1631



     A)(ii)(5) With respect to the 1998-2 Trust, holders of record of five percent or more of the Class A-5F Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held      Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                        $16,000,000             23.1390%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Chase  Manhattan  Bank                     $19,000,000             27.4776%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

State  Street  Bank  &  Trust  Co.         $25,000,000             36.1547%
Global  Corp.  Action  Dept.  JAB5W
P.O.  Box  1631
Boston,  MA  02105-1631

U.  S.  Bank  National  Association         $6,147,344              8.8902%
MPFP  1603  Proxy  Unit
601  Second  Avenue  South
Minneapolis,  MN  55402



     A)(ii)(6) With respect to the 1998-3 Trust, holders of record of five percent or more of the Class A-6F Certificates at December 31, 1998 were as follows:


Bankers  Trust  company                    $10,710,000             18.2765%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Chase  Manhattan  Bank                     $25,235,000               43.0631%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

State  Street  Bank  &  Trust  Co.         $13,314,000               22.7201%
Global  Corp.  Action  Dept.  JAB5W
P.  O.  Box  1631
Boston,  MA  02105-1631


     A)  (ii)(7)     With respect to the 1998-2 Trust, holders of record of five percent or more of the Class A-7F Certificates at December 31, 1998 were as follows:


Boston  Safe Deposit & Trust Co.          $10,900,000               20.0368%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

State  Street  Bank  &  Trust  Co.        $43,500,000               79.9632%
Global  Corp.  Action  Dept.  JAB5W
P.  O.  Box  1631
Boston,  MA  02105-1631



     A)(iii)(1) With respect to the 1998-3 Trust, holders of record of five percent or more of the Class A-1F Certificates at December 31, 1998 were as follows:


                                        Dollar  Amount  of
                                        Certificates  Held          Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                        $80,000,000                11.3218%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Company                   $112,999,000                15.9919%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Chase  Bank  of  Texas,  N.  A.            $55,000,000                 7.7838%
P.  O.  Box  2558
Houston,  TX  77252-2558

Chase  Manhattan  Bank                    $266,599,709                37.7299%
4  New  York  Plaza,  13th  floor
New  York,  N  Y  10004

Citibank,  N.  A.                          $65,000,000                 9.1990%
P.O.  Box  30576
Tampa,  FL  33630-3576

Fuji  Bank  and  Trust  Co.                $50,000,000                 7.0761%
2  World  Trade  Center,  81st  Floor
New  York,  NY  10048

State  Street  Bank  &  Trust  Co.         $55,000,000                 7.7838%
Global  Corp.  Action  Dept.  JAB5W
P.  O.  Box  1631
Boston,  MA  02105-1631



     A)(iii)(2) With respect to the 1998-3 Trust, holders of record of five percent or more of the Class A-1A Certificates at December 31, 1998 were as follows:

                                        Dollar  Amount  of
                                        Certificates  Held       Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bankers  Trust  Company                   $14,000,000              35.6678%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211


Citibank,  N.  A.                         $15,251,140               38.8553%
P.O.  Box  30576
Tampa,  FL  33630-3576



Investors  Bank  &  Trust/M.F.  Custody     $10,000,000              25.4770%
200  Clarendon  Street
15th  Fl  Hancock  Tower
Boston,  MA  02116



     A)(iv)(1) With respect to the 1998-4 Trust, holders of record of five percent or more of the Class A-1F Certificates at December 31, 1998 were as follows:


                                        Dollar  Amount  of
                                        Certificates  Held          Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bank  of  New  York                        $33,303,420               5.3002%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Company                   $186,130,000              29.6223%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Boston  Safe  Deposit  &  Trust  Co.      $150,300,000              23.9200%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                     $80,960,000              12.8847%
4  New  York  Plaza,13  Floor
New  York,  NY  10004

Citibank,  N.  A.                          $75,210,000              11.9696%
P.  O.  Box  30576
Tampa,  FL  33630-3576

State  Street  Bank  &  Trust  Co.         $57,785,000               9.1964%
Global  Corp.  Action  Dept.  JAB5W
P.  O.  Box  1631
Boston,  MA  02105-1631


     A)(iv)(2) With respect to the 1998-4 Trust, holders of record of five percent or more of the Class A-1A Certificates at December 31, 1998 were as follows:


                                        Dollar  Amount  of
                                        Certificates  Held         Percent  of
Name  and  Address  of  Holder          (in  $000's)          Certificates  Held
------------------------------          ------------          ------------------

Bankers  Trust  Company                    $21,656,580                 100%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211




Item  13.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------
     There has not been, and there is not currently proposed, any transaction or series of transactions, to which either the Trusts or EquiCredit Corporation of America, as Servicer, is a party with any Certificateholder or any member of the immediate family of any such Certificateholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Certificates.

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

     (a)  1.     Not  applicable.
          2.     Not  applicable.
          3.     Exhibits:
                 99.1     Annual  Statement  as  to  Compliance
                 99.2     Report  of  Independent  Certified  Public Accountants

     (b)  Reports  on  Form  8-K.
          As Servicer and on behalf of the Trusts, EquiCredit Corporation of America filed a Current Report on Form 8-K pursuant to Item 5 for the following monthly distribution dates during 1998, including the Remittance Report for each due period provided by the Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------
                                January 15, 1998
                                February 17, 1998
                                 March 16, 1998
                                 April 15, 1998
                                  May 15, 1998
                                  June 15, 1998
                                  July 15, 1998
                                 August 17, 1998
                               September 15, 1998
                                October 15, 1998
                                November 16, 1998
                                December 15, 1998

     (c) The exhibits filed as part of this report are listed in the Index to Exhibits.

     (d)     Not  applicable.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Registrant:

Dated:  March  31,  1999          EQCC  RECEIVABLES  COPORATION

                                  By:  /s/   James  B.  Dodd
                                      ----------------------
                                  James  B.  Dodd
                                  General  Counsel  and  Director
                                  (Duly  Authorized  Officer)

                                  EQCC  ASSET  BACKED  CORPORATION

                                  By:  /s/  James  B.  Dodd
                                        ---------------------
                                    James  B.  Dodd
                                    General  Counsel  and  Director
                                    (Duly  Authorized  Officer)


                                 Series  EQCC  Home  Equity  Loan  Trust  1998-1
                                 Series  EQCC  Home  Equity  Loan  Trust  1998-2
                                 Series  EQCC  Home  Equity  Loan  Trust  1998-3
                                 Series  EQCC  Home  Equity  Loan  Trust  1998-4