Form 10-K
period 1999-12-31
EQCC RECEIVABLES CORP
filed 2000-03-30
CIK 897897

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number  333-71489
                                                ---------

                          EQCC Receivables Corporation
                          ----------------------------
                          EQCC Asset Backed Corporation
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Re:   Series EQCC Home Equity Loan Trust 1999-1
                       Series EQCC Home Equity Loan Trust 1999-2
                       Series EQCC Home Equity Loan Trust 1999-3

                                     59-3557436  (1999-1  Trust)
                                     59-3567425  (1999-1  Trust)
                                     59-3582804  (1999-2  Trust)
                                     59-3582805  (1999-2  Trust)
                                     59-3594136  (1999-3  Trust)
                                     59-3594138  (1999-3  Trust)
                                     59-3594139  (1999-3  Trust)
                                     59-3594140  (1999-3  Trust)
Delaware
--------                             ---------------------------
State or other jurisdiction               (IRS  Employer
of incorporation or organization)         Identification  No.)

10401  Deerwood  Park  Boulevard,  Jacksonville,  Florida               32256
---------------------------------------------------------               -----
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

------
PART  I
-------

Item  1.     Business
             --------
             Not  applicable.

Item  2.     Properties
             ----------
             Registrant refers to the annual statement as to compliance (the "Annual Statement of Compliance") filed under Item 14 hereof.

Item  3.     Legal  Proceedings
             ------------------
     There are no material pending legal proceedings with respect to the Series EQCC Home Equity Loan Trust 1999-1, Series EQCC Home Equity Loan Trust 1999-2, or Series EQCC Home Equity Loan Trust 1999-3 (collectively referred to as the "Trusts") involving the Trusts, U.S. Bank National Association, as Trustee, or EquiCredit Corporation of America, as Servicer, other than ordinary routine litigation incidental to the Trust's assets or the Trustee's or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
             Matters. At December 31, 1999 the number of holders of Class A-1F,
             -------
Class a-2F, Class A-3F, Class A-4F, Class A-5F, Class A-6F, and Class A-1A Certificates for the 1999-1 Trust were 16, 23, 24, 18, 4, 2, and 5 respectively; the number of holders of Class A-1F, Class A-2F, Class A-3F, Class A-4F,
Class A-5F, Class A-6F, and Class A-1A Certificates for the 1999-2 Trust were 13, 29, 26, 6, 4, 8, and 2 respectively; the number of holders of Class A-1F, Class A-2F, Class A-3F, Class A-4F, Class A-5F, Class A-6F, Class A-7F and Class A-1A Certificates for the 1999-3 Trust were 15, 19, 35, 3, 5, 3, 1, and 1 respectively. The principal market in which the Certificates are traded is composed of certain sophisticated investors such as commercial banks, trust companies, pension funds, and insurance companies and selected investment banks which trade in new and secondary securities transactions both as principal and agent. Information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable as the Trusts do not pay dividends.
Information as to distributions to Certificateholders has been provided by the Registrants in their periodic Form 8-K filings with the Securities and Exchange Commission.

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

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
                  Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             ---------------------
                  None.

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
                  Not  applicable.

Item  11.  Executive  Compensation
           -----------------------
                  Not  applicable.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------


     (A)(i)(1) With respect to the 1999-1 Trust, holders of record of five percent or more of the Class A-1F Certificates at December 31, 1999 were as follows:

                                   Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder      Certificates Held      Certificates Held
------------------------------      -----------------      -----------------

Bank  of  New  York                   $55,300,000          18.0719%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Company               $18,475,000          6.0376%
C/O  BT  Services  Tennessee  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Chase  Manhattan  Bank               $116,675,000          38.1291%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

Fannie  Mae  /  Investment            $55,000,000          17.9739%
3900 Wisconsin Avenue N.W.
Washington,  DC 20016-2892

State Street Bank and Trust Company   $27,075,000           8.8480%
Global  Corp  Action  Dept  JAB5W
1776  Heritage  Dr.
No.  Quincy,  MA  02171


     (A)(i)(2) With respect to the 1999-1 Trust, holders of record of five percent or more of the Class A-2F Certificates at December 31, 1999 were as follows:

                                    Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder      Certificates Held      Certificates Held
------------------------------      -----------------      -----------------

Bankers  Trust  Company               $41,800,000          41.8000%
C/O  BT  Services  Tennessee  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Boston  Safe  Deposit  &  Trust  Co.  $ 8,500,000          8.5000%
C/O  Mellon  Bank,  N.  A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh,  PA  15259

Investors  Bank  &  Trust            $  9,300,000          9.3000%
200  Clarendon  Street
15th  Floor  Hancock  Tower
Boston,  MA  02116

State  Street  Bank  and  Trust  Co.   $5,800,000          5.8000%
Global  Corp.  Action  Dept.  JAB  5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171


     (A)(i)(3) With respect to the 1999-1 Trust, holders of record of five percent or more of the Class A-3F Certificates at December 31, 1999 were as follows:

                                    Dollar  Amount  of       Percent  of
Name  and  Address  of  Holder      Certificates Held      Certificates Held
------------------------------      -----------------      -----------------

All  First  Bank                        $7,265,000         5.3815%
9th  floor  -  M/C  109-911
110  So.  PACA  Street
Baltimore,  MD  21201

The  Bank  of  New  York               $37,162,000         27.5274%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Company                $24,636,000         18.2489%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Boston  Safe  Deposit  &  Trust  Co.   $18,379,000          13.6141%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank,  Trust          $8,035,000          5.9519%
4  New  York  Plaza
13th  Floor
New  York,  NY  10004

Citibank,  N.A.                         $9,000,000          6.6667%
P.  O.  Box  30576
Tampa,  FL  33630-3576

SSB  -  Trust  Custody                 $25,600,000          18.9630%
225  Franklin  Street,  M4
Boston,  MA  02110


     A)(i)(4) With respect to the 1999-1 Trust, holders of record of five percent or more of the Class A-4F Certificates at December 31, 1999 were as follows:

                                   Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder     Certificates Held      Certificates Held
------------------------------     -----------------      -----------------

American  Express  Trust  Company     $13,000,000          15.1163%
180  East  5th  Street
SafeKeeping
St.  Paul,  MN  55101

Bank  of  New  York                   $13,345,000          15.5174%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Boston Safe Deposit&Trust Company      $7,320,000          8.5116%
C/O  Mellon  Bank  N.A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                 $5,220,000          6.0698%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

Chase Manhattan Bank/FI-Trac  2       $25,000,000          29.0698%
4  New  York  Plaza
New  York,  NY  10004

Northern  Trust  Company               $6,490,000          7.5465%
801  S.  Canal  C-IN
Chicago,  IL  60607

Union  Bank  of  California,  N.A.     $5,335,000          6.2035%
P.O.  Box  109
San  Diego,  CA  92112-4103


     A)(i)(5) With respect to the 1999-1 Trust, holders of record of five percent or more of the Class A-5F Certificates at December 31, 1999 were as follows:

                                    Dollar  Amount  of         Percent  of
Name  and  Address  of  Holder      Certificates Held      Certificates Held
------------------------------      -----------------      -----------------

Bank  of  New  York                   $10,000,000          56.1672%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Chase  Bank  of  Texas,  N.A.          $3,303,970          18.5575%
P.O.  Box  2558
Houston,  TX  77252-8009

Chase  Manhattan  Bank                 $4,000,000          22.4669%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004


     A)(i)(6) With respect to the 1999-1 Trust, holders of record of five percent or more of the Class A-6F Certificates at December 31, 1999 were as follows:

                                     Dollar  Amount  of        Percent  of
Name  and  Address  of  Holder       Certificates Held      Certificates Held
------------------------------       -----------------      -----------------

Boston  Safe  Deposit  &  Trust  Co.   $102,000,000          91.0714%
C/O  Mellon  Bank  N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh,  PA  15259

Northwest  Bank  Minnesota,  N.A.       $10,000,000          8.9286%
733  Marquette  Avenue
Minneapolis,  MN  55479-0056


     A)(i)(A) With respect to the 1999-1 Trust, holders of record of five percent or more of the Class A-1A Certificates at December 31, 1999 were as follows:

                                       Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder         Certificates Held      Certificates Held
------------------------------         -----------------      -----------------

Boston  Safe  Deposit  &  Trust  Co.       $1,500,000          7.4272%
C/O  Mellon  Bank,  N.  A.
Three Mellon Bank Center, Room  153-3015
Pittsburgh,  PA  15259

Citibank,  N.  A.                         $16,000,000          79.2235%
P.  O.  Box  30576
Tampa,  FL  33630-3576

Investors Fiduciary Trust Co./ SSB        $1,500,000          7.4272%
Global Coprporate Acion Action Unit Jab 5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171
New  York,  NY  10004

     A)(ii)(1) With respect to the 1999-2 Trust, holders of record of five percent or more of the Class A-1F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of       Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Boston  Safe  Deposit  &  Trust  Co.   $23,920,000          8.3345%
C/O  Mellon  Bank  N.A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                $153,530,000          53.4948%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

Citibank,  N.A.                       $20,000,000          6.9686%
P.O.  Box  30576
Tampa,  FL  33630-3576

Northern  Trust  Company              $19,650,000           6.8467%
801  South  Canal  C-In
Chicago,  IL  60607

State  Street  Bank  &  Trust  Co.    $42,075,000          14.6603%
Global  Corp.  Action  Dept.  JAB5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171

     A)(ii)(2) With respect to the 1999-2 Trust, holders of record of five percent or more of the Class A-2F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                    $31,630,000          22.9203%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Chase  Manhattan  Bank                 $15,665,000          11.3514%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

Citibank,  N.A.                         $7,600,000          5.5072%
P.O.  Box  30576
Tampa,  FL  33630-3576

FUNB  -  PHILA.  MAIN                  $20,000,000          14.4928%
123  South  Broad  Street
Philadelphia,  PA  19109

State  Street  Bank  &  Trust  Co.     $30,960,000          22.4348%
Global  Corp.  Action  Dept.  JAB5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171


     A)(ii)(3) With respect to the 1999-2 Trust, holders of record of five percent or more of the Class A-3F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                    $10,821,000          6.1834%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Chase  Manhattan  Bank                 $15,000,000          8.5714%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

Compass  Bank                          $15,000,000          8.5714%
701  South  20th  St.   11th  Floor
Birmingham,  AL  35233

PNC  Bank,  N.A.  /Pittsburgh          $78,500,000          44.8571%
One  PNC  Plaza,  9th  Floor
249  5th  Avenue
Pittsburgh,  PA  15222-7707

State  Street  Bank  &  Trust  Co.     $24,117,000          13.7811%
Global  Corp.  Action  Dept.  JAB5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171

Fifth  Third  Bank                     $25,800,000               14.7429%
Dept.  00850  -  Proxy
38  Fountain  Square  Plaza
Cincinnati,  OH  45263


     A)(ii)(4) With respect to the 1999-2 Trust, holders of record of five percent or more of the Class A-4F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                    $17,000,000          17.8947%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Bankers  Trust  Co.                    $57,000,000          60.0000%
C/O  BT  Services  Tennessee  INC.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Chase  Manhattan  Bank                 $13,000,000          13.6842%
4  New  York  Plaza,  13th  Floor
New  York,  NY  10004

State  Street  Bank  &  Trust  Co.      $5,500,000          5.7895%
Global  Corp  Action  Dept.  JAB5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171


     A)(ii)(5) With respect to the 1999-2 Trust, holders of record of five percent or more of the Class A-5F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                    $25,000,000          51.8849%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Boston  Safe  Deposit  &  Trust  Co.   $11,183,542          23.2103%
C/O  Mellon  Bank  N.A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                  $7,000,000          14.5278%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

Northern  Trust  Company                $5,000,000          10.3770%
801  S.  Canal  C-IN
Chicago,  IL  60607

     A)(ii)(6) With respect to the 1999-2 Trust, holders of record of five percent or more of the Class A-6F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bankers  Trust  company                 $8,000,000          9.6970%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Boston Safe Deposit & Trust Co.        $62,000,000          75.1515%
C/O  Mellon  Bank  N.A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Merrill  Llynch,  Pierce  Fenner        $5,000,000          6.0606%
&  Smith  SafeKeeping
4  Corporate  Place
Corporate  Park  287
Piscatway,  NJ  08855

State  Street  Bank  &  Trust  Co.     $6,725,000          8.1515%
Global  Corp.  Action  Dept.  JAB5NW
1776  Heritage  Drive
NO.  Quincy,  MA  02171


     A)  (ii)(A)     With respect to the 1999-2 Trust, holders of record of five percent or more of the Class A-1 A Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------


Boston  Safe  Deposit  &  Trust  Co.    $25,081,155           55.6356%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                  $20,000,000           44.3644%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004


     A)(iii)(1) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-1F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------


Boston  Safe  Deposit  &  Trust  Co.      $22,575,000           6.4500%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                   $252,500,000          72.1429%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

State  Street  Bank  &  Trust  Co.        $34,175,000          9.7643%
Global  Corp.  Action  Dept.  JAB5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171


     A)(iii)(2) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-2 F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                     $11,200,000            8.1752%
925  Patterson  Plank  Road
Secaucus,  NJ  07094

Bankers  Trust  Company                 $23,500,000           17.1533%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

SSB  -  Trust  Custody                  $28,000,000           20.4380%
225  Franklin  Street,  M4
Boston,  MA  02110

State  Street  Bank  &  Trust  Co.      $20,500,000           14.9635%
Global  Corp.  Action  Dept.  JAB5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171

Fifth  Third  Bank                      $29,000,000           21.1679%
Dept.  00950  -  Proxy
38  Fountain  Square  Plaza
Cincinnati,  OH  45263

     A)(iii)(3) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-3 F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                      $13,203,000           8.2519%
925  Patterson  Plank  Road
Secaucus,  NJ  07094

Bankers  Trust  Company                  $10,674,000           6.6713%
C/O  BT  Services  Tennessee,  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

Boston  Safe  Deposit  &  Trust  Co.     $16,504,000           10.3150%
C/O  Mellon  Bank,  N.  A.
Three  Mellon  Bank  Center,  Room  153-3015
Pittsburgh,  PA  15259

Chase  Manhattan  Bank                   $47,920,000           29.9500%
4  New  York  Plaza,  13th  floor
New  York,  NY  10004

Northern  Trust  Company                 $17,221,000           10.7631%
801  S.  Canal  C-IN
Chicago,  IL  60607

State  Street  Bank  &  Trust  Co.       $20,153,000           12.5956%
Global  Corp.  Action  Dept.  JAB5NW
1776  Heritage  Drive
No.  Quincy,  MA  02171


     A)(iii)(4) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-4 F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                      $12,000,000           15.0000%
925  Patterson  Plank  Road
Secaucus,  NJ  07094

Fannie  Mae  /  Investment               $63,000,000           78.7500%
3900 Wisconsin Avenue N.W.
Washington, DC 20016-2892

Northern  Trust  Company                  $5,000,000            6.2500%
801  S.  Canal  C-IN
Chicago,  IL  60607


     A)(iii)(5) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-5 F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bank  of  New  York                      $7,000,000           25.1835%
925  Patterson  Plank  Rd.
Secaucus,  NJ  07094

Chase  Manhattan  Bank                   $3,000,000           10,7929%
4  New  York  Plaza,13  Floor
New  York,  NY  10004

Fleet  National  Bank                    $3,000,000           10.7929%
Fleet  Services  Corp.
2nd  Floor  NYROTO2B
Rochester,  NY  14638

Northern  Trust  Company                 $4,000,000           14.3906%
801  S.  Canal  C-IN
Chicago,  IL  60607

U.S.  Bank  National  Association       $10,796,013           38.8401%
MPFP  1603  Proxy  Unit
601  Second  Avenue  South
Minneapolis,  MN  55402


     A)(iii)(6) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-6 F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Boston  Safe  Deposit  &  Trust  Co.       $127,900,000            96.1654%
C/O  Mellon  Bank,  N.  A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh,  PA  15259

     A)(iii)(7) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-7 F Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Chase  Manhattan  Bank                    $74,391,790          100.0000%
4  New  York  Plaza,13  Floor
New  York,  NY  10004


     A)(iii)(A) With respect to the 1999-3 Trust, holders of record of five percent or more of the Class A-1 A Certificates at December 31, 1999 were as follows:

                                        Dollar  Amount  of          Percent  of
Name  and  Address  of  Holder          Certificates Held      Certificates Held
------------------------------          -----------------      -----------------

Bankers  Trust  Company                    $37,812,197          100.0000%
C/O  BT  Services  Tennessee  Inc.
648  Grassmere  Park  Drive
Nashville,  TN  37211

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

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

           (a)     1.   Not  applicable.
                   2.   Not  applicable.
                   3.   Exhibits:
                        99.1  Annual Statement as  to  Compliance
                        99.2  Report of Independent Certified Public Accountants

           (b)     Reports  on  Form  8-K.
                   As Servicer and on behalf of the Trusts, EquiCredit Corporation of America filed a Current Report on Form 8-K pursuant to Item 5 for the following monthly distribution dates during 1999, including the Remittance Report for each due period provided by the Trustee.

                           EQCC Home Equity Loan Trust
                           ---------------------------

                           1999-1                    1999-2  and  1999-3*
                           ------                    --------------------
                        May  20,  1999
                       June  20,  1999
                       July  20,  1999                   July  26,  1999
                     August  20,  1999                 August  25,  1999
                  September  20,  1999              September  27,  1999
                    October  20,  1999                October  25,  1999
                   November  22,  1999               November  26,  1999
                   December  20,  1999               December  27,  1999




           (c) The exhibits filed as part of this report are listed in the Index to Exhibits.

           (d)     Not  applicable.

*  As  Applicable

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant:
Dated:March  30,  2000           EQCC  RECEIVABLES  COPORATION
      ----------------

                                 By:  /s/   James  B.  Dodd
                                      ----------------------
                                 James  B.  Dodd
                                 General  Counsel  and  Director
                                 (Duly  Authorized  Officer)

                                 EQCC  ASSET  BACKED  CORPORATION

                                 By:  /s/  James  B.  Dodd
                                      ---------------------
                                 James  B.  Dodd
                                 General  Counsel  and  Director
                                 (Duly  Authorized  Officer)


                                 Series  EQCC  Home  Equity  Loan  Trust  1999-1
                                 Series  EQCC  Home  Equity  Loan  Trust  1999-2
                                 Series  EQCC  Home  Equity  Loan  Trust  1999-3