Form 10-K
period 2002-12-31
EQCC RECEIVABLES CORP
filed 2003-03-31
CIK 897897

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  33-66152


        EQCC Receivables Corporation
        EQCC Trust 2001-1F
        EQCC Asset Backed Certificates, Series 2001-1F

       (Exact name of registrant as specified in its charter)



   New York                                       13-6062916
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Fairbanks Capital Corp.
   10401 Deerwood Park Blvd
   Jacksonville, FL                            32256
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: 904-987-5000


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

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A1                          1
             Class A2                          1
             Class A3                          1
             Class A4                          1

             Total:                            4


  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002


           a)  Fairbanks Capital Corp.


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


           a)  Fairbanks Capital Corp.


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


           a)  Fairbanks Capital Corp.



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2002, November 30, 2002, and December 31, 2002, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.



   (d) Omitted.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    EQCC Receivables Corporation
    EQCC Trust 2001-1F
    EQCC Asset Backed Certificates, Series 2001-1F
    (Registrant)



  Signed:  Fairbanks Capital Corp.


  By:   William P. Garland, President and C.O.O.

  By: /s/  William P. Garland, President and C.O.O.

  Dated: March 31, 2003

  FORM OF SERVICER CERTIFICATION


Re: EQCC Asset Backed Certificates, Series 2001-1F



I, William P. Garland, a duly elected and acting officer of Fairbanks Capital Corp. (the Servicer), certify to the EQCC Receivables Corporation (the Depositor), the Bank of New York (the Trustee), and each Person, if any, who controls the EQCC Receivables Corporation or the Bank of New York within the meaning of the Securities Act of 1933, as amended, and their respective officers and directors, with respect to the calendar year immediately preceding the date of this Certificate (the Relevant Year), as follows:



1. For purposes of this Certificate, Relevant Information means the information in the certificate provided pursuant to Section 7.04 of the Pooling and Servicing Agreement (the Annual Compliance Certificate) for the Relevant Year and the information in all servicing reports required pursuant to the Pooling and Servicing Agreement to be provided by the servicer to the Bank of New York during the Relevant Year. Based on my knowledge, the Relevant Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein which is necessary to make the statements made therein, in light of the circumstances under which such statements were made, not misleading as of the last day of the Relevant Year.



2. The Relevant Information has been provided to those Persons entitled to receive it.



3. I am responsible for reviewing the activities performed by the servicer under the Pooling and Servicing Agreement during the Relevant Year. Based upon the review required by the Pooling and Servicing Agreement and expect as disclosed in the Annual Compliance Certificate or the accountants statement provided pursuant to Section 7.05 of the Pooling and Servicing Agreement, to the best of my knowledge, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement throughout the Relevant Year.



Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated December 1, 2001 (the Pooling and Servicing Agreement), among EQCC Receivables Corporation, as depositor (the Depositor), Equicredit Corporation of America, as transferor and initial servicer, Bank of America, as the advancing party, Fairbanks Capital Corp, as expected successor servicer (the Servicer), and the Bank of New York, as trustee (the Trustee).





                                             Fairbanks Capital Corp, as
                                             Servicer

							/s/William P. Garland
                                             By:    -----------------------
                                                    Name:  William P.
                                                    Garland
                                                    Title:  President
                                                    Date:  March 25, 2003


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A1                        108,905,021.74       706,408,589.61                0.00          1,292,777,367.35
   A2                         81,863,582.48       533,521,607.49                0.00            967,247,350.51
   A3                         82,980,057.98       567,789,252.67                0.00          1,027,886,515.33
   A4                         99,348,928.20       829,635,676.38                0.00          1,164,601,128.62
   X                                   0.00                 0.00                0.00                      0.00
   R1                                  0.00                 0.00                0.00                      0.00
   R2                                  0.00                 0.00                0.00                      0.00
   R3                                  0.00                 0.00                0.00                      0.00